Form 10-Q
period 1994-03-31
MINSTAR INC
filed 1994-05-13
CIK 7119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                          -----------------------------


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ____ TO____

Commission file number 1-6290


                                  MINSTAR, INC.

             (Exact name of Registrant as specified in its charter)



DELAWARE                                                  41-0850712
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

100 SOUTH FIFTH STREET                                       55402
       SUITE 2400                                          (Zip Code)
MINNEAPOLIS, MINNESOTA
(Address of principal executive offices)

                                 (612) 339-7900
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
   ----          ----

On May 12, 1994, there were 500 shares of Common Stock, $.01 par value, of Minstar, Inc. outstanding, all of which were owned by one holder of record.

                         PART I.  FINANCIAL INFORMATION

                         MINSTAR, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

Minstar, Inc. (the "Company"), through its wholly-owned subsidiary, Genmar Industries, Inc. ("Genmar"), operates within a single industry segment, the manufacturing of recreational powerboats. Consolidated net revenues for the three months ended March 31, 1994 approximated $73.6 million, an increase of 12.8% from the revenues reported for the three months ended March 31, 1993. These results reflect the continuing improvement in the domestic markets as sales to dealers located in the United States increased approximately 14.5%, as compared to first quarter 1993. Sales to dealers located outside the United States remained unchanged, as compared to first quarter 1993, reflecting the continuing weakness in the international marketplace, especially in the European and Japanese markets. The retail demand for Genmar's aluminum boats continues to be strong and demand for fiberglass models over twenty-five feet and for its larger cruisers and luxury yachts continues to improve. The acceptance of the new and redesigned models introduced for the 1994 model year, coupled with improved retail activities at its dealerships, and the elimination of the 10% luxury tax on purchases of boats in excess of $100,000 have resulted in an increase in Genmar's backlog of firm orders, especially in its larger cruisers, yachts and sportfishing convertibles. To meet increasing demand for its products, production levels have been increased at several of the Company's facilities. While demand in the United States continues to recover, demand in the European and Japanese markets is not expected to improve significantly during 1994.

Gross profit for first quarter 1994 of approximately $8.9 million (12.1% of net revenues) compared to $6.0 million (9.2% of net revenues) for first quarter 1993. This improvement in gross profit is attributable primarily to increased revenues and improved margins from improved production efficiencies, lower manufacturing costs and decreased spending, as a percentage of net revenues, in certain related production areas.

Selling and administrative expenses totaled $10.2 million for the three months ended March 31, 1994, as compared to $9.4 million for the same period in 1993. The increase in selling and administrative expenses is primarily from increased sales commissions and other selling and marketing expenses directly resulting from increased revenues.

The Company's operating loss for the first quarter of $1.2 million, as compared to $3.4 million for the first quarter of 1993, reflects the overall improvement of the Company's operations resulting from the increased demand for the Company's products, improved margins and production efficiencies and lower manufacturing costs and expenses.

Interest expense for the three months ended March 31, 1994 totaled approximately $5.0 million, as compared to $5.2 million for the same period in 1993. The lower interest expense resulted primarily from the conversion by certain holders of an aggregate of approximately $22.6 million principal amount of the Company's Variable Rate Subordinated Debentures due 2000 (the "Debentures") and related accrued interest into equity of the Company.

Investment and other income for the quarter ended March 31, 1994 consisted principally of interest earned on short-term investments and on notes and other receivables.

LIQUIDITY AND CAPITAL RESOURCES -

During the period from 1989 through 1992, manufacturers in the recreational powerboat industry experienced significant decline in retail demand. Although the Company's revenues have increased during the past two years, revenues for the past twelve months remained at approximately one half the level of revenues for the Company's peak 1988 year. Management believes this decline in retail demand has been caused by several factors, including weak international economies especially in the European and Japanese markets, a slow growing domestic market, the related lack of consumer confidence, more stringent retail financing requirements, and the adverse effect of the luxury tax which had been imposed on customers purchasing certain larger sized boats during 1992 and for most of 1993. Retail demand for the Company's boats has improved during 1993 and 1994.

During 1991, the Company obtained equity financing of $16 million from its parent, IJ Holdings Corp. ("Holdings") and Irwin L. Jacobs executed a shareholder support agreement to provide up to $10 million to the Company under certain specified conditions. During 1992, the Company received additional cash equity financing of $20.5 million, of which $10 million was received from Miramar Marine Corporation ("Miramar"), a corporation beneficially owned by certain members of the Jacobs Group, and $3 million was received under the shareholder support agreement with Mr. Jacobs.

During 1993, the Company received additional cash equity financing of approximately $22.6 million from Holdings, of which $7.7 million of such financing was received from Mr. Jacobs, fulfilling all remaining obligations under the shareholder support agreement. Effective September 30, 1993, the Debentures (in the principal amount of $22.6 million) owned by Mr. Jacobs and Carl R. Pohlad and certain other related parties, plus related accrued interest, were exchanged at net book value into 58 shares of common stock of the Company. Pursuant to the Company's amended bank credit facility, the Company's ability to make the November 1, 1993 interest payment on the Debentures was dependent on the Company obtaining additional equity or subordinated debt financing of approximately $4 million. In connection therewith, Mr. Jacobs agreed to provide approximately $4 million to Holdings, in the form of subordinated debt, which allowed the Company to make its scheduled November 1, 1993 interest payment on the Debentures.

At March 31, 1994, the Company's bank credit facility consisted of a $52.6 million term loan, a $50 million revolving credit facility and a $25 million facility for the issuance of standby letters of credit. As of March 31, 1994, the Company had $50 million of borrowings outstanding under the revolving credit facility and had no remaining availability thereunder. Pursuant to an agreement dated March 31, 1994, the Company amended its bank credit facility. Under the amended bank credit facility, the term loan and the letter of credit facility expire on June 30, 1995 and the revolving credit facility expires on September 30, 1994. The amended bank credit facility provides, among other things, for the following principal payments on the term loan: a $5 million payment on the effective date of the bank amendment (which payment was made in April 1994); monthly principal payments of $1 million during 1994; an optional prepayment of principal of $10 million on or before May 2, 1994 (the "Special Optional Prepayment") or, in the alternative, additional principal payments of $1 million on June 30, 1994, $4 million on July 15, 1994, $4 million on July 31, 1994 and $2 million on August 31, 1994. In addition, the Company will be required to pay facility fees of $2 million on each of July 15, 1994 and August 31, 1994 if the outstanding borrowings (including letters of credit) are not fully repaid by such dates. The Company did not make the Special Optional Prepayment on or before May 2, 1994. Although the amended bank credit facility allows the Company to be in compliance with all covenants of its bank credit facility for all periods prior to March 31, 1994, its amended terms require the Company to make substantial principal payments during 1994 and the revolving credit facility expires on September 30, 1994.

Subsequent to March 31, 1994, a comprehensive financial restructuring of Holdings and the Company was completed whereby:

     - Holdings formed a wholly owned subsidiary, Genmar Holdings, Inc. ("Genmar Holdings") and a wholly owned subsidiary of Genmar Holdings ("Genmar Holdings Sub"). Genmar Holdings Sub merged with and into Holdings whereby the holders of shares of common stock of Holdings received, in the merger, shares of common stock of Genmar Holdings. In addition, the stockholders of the Company (except Holdings) exchanged their shares of the Company for shares of common stock of Genmar Holdings. As a result, the Company became a wholly owned subsidiary of Holdings and Holdings became a wholly owned subsidiary of Genmar Holdings.

     - Jacobs Management Corporation ("JMC") which is beneficially owned by certain members of the Jacobs Group, transferred the common stock of Miramar Marine Corporation ("Miramar") owned by it (constituting approximately 99.6% of the outstanding shares of common stock of Miramar) to Genmar Holdings in exchange for shares of common stock of Genmar Holdings and the assumption by Genmar Holdings of a $25 million principal amount demand note payable to a JMC stockholder. Miramar's operations include Carver Boats, a manufacturer of mid-size yachts, and Ranger Boats, a leading bass boat manufacturer.

     - The State of Wisconsin Investment Board ("SWIB") transferred to Genmar Holdings a $30 million principal amount note originally issued and payable by Miramar to SWIB in exchange for shares of common stock of Genmar Holdings.

     - A previously unaffiliated investor and a partnership affiliated with Carl R. Pohlad transferred certain marketable securities having an approximate aggregate market value of $85 million and cash aggregating $5 million to Genmar Holdings in exchange for shares of common stock of Genmar Holdings.

In addition, the Company has commenced discussions regarding the replacement of its existing bank credit facility. In this connection, Genmar Holdings and the Company will attempt to arrange a longer term facility on more favorable terms and conditions; such facility would, in all likelihood, include the consolidated operations of Genmar Holdings. In addition, the Company is contemplating the issuance of longer term subordinated notes, the proceeds of such would be used to extinguish the Debentures, the demand note payable to a JMC stockholder and certain other indebtedness and for working capital purposes. Although management believes it will be successful in completing the replacement and/or the restructuring of its indebtedness, there can be no assurance that the Company will be able to consummate any or all of these initiatives.

During 1991, 1992 and 1993, funds generated from operations, together with the equity financing received during these years, were used to satisfy the Company's liquidity requirements. The Company expects funds generated from its operations, funds from the operations of its parent, Genmar Holdings (which includes Miramar's available cash), the funds expected to be obtained in connection with the contemplated refinancing and the proceeds expected to be available from potential sales of the marketable securities will be sufficient to satisfy the Company's liquidity requirements in 1994.


                         MINSTAR, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTH ENDED MARCH 31
          (In Thousands Except Share and Per Share Amounts - Unaudited)


                                                1994            1993
                                             ----------     ----------
Net revenues                                 $   73,608     $   65,284
Costs of products and services                   64,693         59,288
                                             ----------     ----------

    Gross profit                                  8,915          5,996
Selling and administrative expenses              10,164          9,431
                                             ----------     ----------

    Operating loss                               (1,249)        (3,435)

Interest expense                                 (5,023)        (5,218)
Investment and other income, net                    236             27
                                             ----------     ----------

    Loss before income taxes                     (6,036)        (8,626)

Provision for income taxes                          (62)           (39)
                                             ----------     ----------

    Net loss                                 $   (6,098)    $   (8,665)
                                             ----------     ----------
                                             ----------     ----------

Net loss per share                           $  (10,928)    $  (17,330)
                                             ----------     ----------
                                             ----------     ----------

Weighted average shares outstanding                 558            500
                                             ----------     ----------
                                             ----------     ----------


 See accompanying notes to condensed consolidated financial statements.
                                        4

                         MINSTAR, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                March 31, 1994    December 31,
                                                   (Unaudited)        1993
                                                 --------------  --------------
                      Assets
                      ------
Current Assets:
     Cash and cash equivalents                        $    535      $    5,726
     Accounts receivable, net                           34,022          29,861
     Inventories                                        72,302          69,914
     Prepaid expenses                                    2,252           2,045
                                                 --------------  --------------
          Total current assets                         109,111         107,546

Property and Equipment, net                             40,213          43,436
Goodwill                                                51,925          52,411
Other Assets                                             4,681           2,667
                                                 --------------  --------------
                                                  $    205,930    $    206,060
                                                 --------------  --------------
                                                 --------------  --------------
         Liabilities and Shareholders' Equity
         ------------------------------------

Current Liabilities:
     Accounts payable                              $    37,515     $    30,406
     Accrued liabilities                                41,206          37,463
     Customer deposits                                  16,371          16,721
     Accrued income taxes                                  555             508
     Scheduled debt payments, excluding
         debt classified as current, pending
         refinancing (Note 1)                           31,409          28,484
                                                 --------------  --------------

          Current liabilities before
              debt classified as current,
              pending refinancing                      127,056         113,582

     Debt classified as current, pending
        refinancing (Note 1)                           117,692         123,169
                                                 --------------  --------------
          Total current liabilities                    244,748         236,751

Long-Term Debt                                           8,150           8,753

Other Noncurrent Liabilities (Note 3)                   39,390          40,694
                                                 --------------  --------------

Shareholders' Equity (Note 1):
     Common stock,                                          --              --
     Capital deficit                                   (43,351)        (43,351)
     Accumulated deficit                               (42,711)        (36,613)
     Cumulative translation adjustment                    (296)           (174)
                                                 --------------  --------------
          Total shareholders' deficit                  (86,358)        (80,138)
                                                 --------------  --------------
                                                  $    205,930    $    206,060
                                                 --------------  --------------
                                                 --------------  --------------

 See accompanying notes to condensed consolidated financial statements.
                                        5


                         MINSTAR, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                           (In Thousands - Unaudited)

                                                          1994         1993
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          $(6,098)        $(8,665)
     Adjustments to reconcile net loss
         to net cash provided (used)
         by operating activities:
          Depreciation and amortization                  1,921           2,367
          Changes in operating assets
            and liabilities, net                         4,047           8,163
          Other, net                                      (312)            (84)
                                                    ------------   ------------

               Cash provided (used) by
                   operating activities                   (442)          1,781
                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment additions                     (372)           (437)
     Proceeds from sales of property                       299              --
                                                    ------------   ------------

               Cash used by investing activities           (73)           (437)
                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt                        (3,320)           (240)
     Payments of noncurrent liabilities                 (1,356)         (1,873)
                                                    ------------   ------------

               Cash used by financing activities        (4,676)         (2,113)
                                                    ------------   ------------
               Decrease in cash and cash equivalents    (5,191)           (769)

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                        5,726           2,568
                                                    ------------   ------------

     Balance, end of period                           $    535      $    1,799
                                                    ------------   ------------
                                                    ------------   ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid during the period                $    3,089      $    1,485
     Income taxes paid during the period                    14             115
                                                    ------------   ------------
                                                    ------------   ------------


 See accompanying notes to condensed consolidated financial statements.
                                      6

                         MINSTAR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   INTRODUCTION -

     The condensed consolidated financial statements have been prepared by Minstar, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K and Management's
     Discussion and Analysis of Results of Operations and Financial Condition included in this Form 10-Q. The interim operating results for 1994 are not necessarily indicative of the results expected for the remainder of the year.

     The Company's operations consist of Genmar Industries, Inc. ("Genmar"), its wholly owned manufacturing subsidiary, and related corporate functions. During the period from 1989 through 1992, manufacturers in the recreational powerboat industry experienced a significant decline in retail demand. Although the Company's revenues have increased during the past two years, revenues for past twelve months remained at approximately one-half the level attained during the Company's peak 1988 year. Management believes this overall decline in retail demand was caused by several factors, including weak international economies especially in the European and Japanese markets, a slow growing domestic market, the related lack of consumer confidence, more stringent retail financing requirements, and the adverse effects of the luxury tax imposed on customers purchasing certain larger sized boats. During 1992 and 1993, retail demand for the Company's fiberglass models under twenty-five feet in length and aluminum fishing boats improved. Subsequent to the elimination of the luxury tax imposed on customers purchasing certain larger sized boats, demand for Genmar's larger cruisers, yachts and sportfishing convertibles improved. In addition, the dealers' acceptance of the new and redesigned models introduced during the 1994 model year, coupled with an overall improvement in the consumers' buying attitude, have resulted in an increase in the Company's net revenues for the three months ended March 31, 1994 and in the Company's backlog of firm orders, especially in its larger cruisers, yachts and sportfishing convertibles.

     Subsequent to March 31, 1994, the Company completed a comprehensive financial restructuring of its parent, IJ Holdings Corp. ("Holdings"), whereby:

     - Holdings formed a wholly owned subsidiary, Genmar Holdings, Inc. ("Genmar Holdings") and a wholly owned subsidiary of Genmar Holdings ("Genmar Holdings Sub"). Genmar Holdings Sub merged with and into Holdings whereby the holders of shares of common stock of Holdings received, in the merger, shares of common stock of Genmar Holdings. In addition, the stockholders of Minstar (except Holdings) exchanged their shares of the Company for shares of common stock of Genmar Holdings. As a result, the Company became a wholly owned subsidiary of Holdings and Holdings became a wholly owned subsidiary of Genmar Holdings.

1.   INTRODUCTION (CONTINUED) -

     - Jacobs Management Corporation ("JMC") which is beneficially owned by certain members of the Jacobs Group, transferred the common stock of Miramar Marine Corporation ("Miramar") owned by it (constituting approximately 99.6% of the outstanding shares of common stock of Miramar) to Genmar Holdings in exchange for shares of common stock of Genmar Holdings and the assumption by Genmar Holdings of a $25 million principal amount demand note payable to a JMC stockholder. Miramar's operations include Carver Boats, a manufacturer of mid-size yachts, and Ranger Boats, a leading bass boat manufacturer.

     - The State of Wisconsin Investment Board ("SWIB") transferred to Genmar Holdings a $30 million principal amount note originally issued and payable by Miramar to SWIB in exchange for shares of common stock of Genmar Holdings.

     - A previously unaffiliated investor and a partnership affiliated with Carl R. Pohlad transferred certain marketable securities having an approximate aggregate market value of $85 million and cash aggregating $5 million to Genmar Holdings in exchange for shares of common stock of Genmar Holdings.

     The merger and capital restructuring involving the Company and Miramar will result in the combination of these entities at historical carrying values. The issuance of additional shares of Genmar Holdings to the other investors will be recorded based on independently determined fair value for the consideration exchanged.

     Following are unaudited pro forma results of operations for Genmar Holdings for the three months ended March 31, 1993 and 1994 as if the above comprehensive financial restructuring had been completed as of January 1, 1993. The unaudited pro forma financial information does not purport to represent what the combined companies results of operations would actually have been if such transactions in fact had occurred at such date or to project the results of future operations of the combined companies (in thousands, except per share amounts):


                                                   1994           1993
                                             ----------     ----------
     Net revenue                              $ 108,500      $  92,120
     Operating income (loss)                      1,216         (1,964)
     Net loss                                    (3,428)        (7,648)
                                             ----------     ----------
                                             ----------     ----------

     Loss per share (based on
       1,738,070 pro forma shares
       outstanding)                           $   (1.97)      $  (4.40)
                                             ----------     ----------
                                             ----------     ----------


     Pursuant to an agreement dated March 31, 1994, the Company amended its bank credit facility. Under the amended bank credit facility, the term loan and the letter of credit facility expire on June 30, 1995 and the revolving credit facility expires on September 30, 1994. At March 31, 1994, the Company's bank credit facility consisted of a $52.6 million term loan, a $50 million revolving credit facility and a $25 million facility for the issuance of standby letters of credit. As of March 31, 1994, the Company had $50 million of borrowings outstanding under the revolving credit facility and had no remaining availability thereunder.

1.   INTRODUCTION (CONTINUED) -

     The amended bank credit facility provides, among other things, for the following principal payments on the term loan: a $5 million payment on the effective date of the bank amendment (which payment was made in April
     1994); monthly principal payments of $1 million during 1994; an optional prepayment of principal of $10 million on or before May 2, 1994 (the "Special Optional Prepayment") or, in the alternative, additional principal payments of $1 million on June 30, 1994, $4 million on July 15, 1994, $4 million on July 31, 1994 and $2 million on August 31, 1994. In addition, the Company will be required to pay facility fees of $2 million on each of July 15, 1994 and August 31, 1994 if the outstanding borrowings (including letters of credit) are not fully repaid by such dates. The Company did not make the Special Optional Prepayment on or before May 2, 1994. Although the amended bank credit facility allows the Company to be in compliance with all covenants of its bank credit facility for all periods prior to March 31, 1994, its amended terms require the Company to make substantial principal payments during 1994 and the revolving credit facility expires on September 30, 1994.

     The Company has commenced discussions regarding the replacement of its bank credit facility. In this connection, Genmar Holdings and the Company will attempt to arrange a longer term facility on more favorable terms and conditions; such facility would, in all likelihood, include the consolidated operations of Genmar Holdings. In addition, the Company is contemplating the issuance of longer term subordinated notes, the proceeds of which would be used to extinguish the Company's Variable Rate Subordinated Debentures due 2000, the demand note payable to a JMC stockholder and certain other indebtedness and for working capital purposes. Although management believes it will be successful in completing the replacement and/or the restructuring of its indebtedness, there can be no assurance that the Company will be able to consummate any or all of these initiatives.


2.   SIGNIFICANT ACCOUNTING POLICIES -

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION:

     Revenue for products and services, reported net of dealer and other discounts, is recognized at the time of shipment or when services have been performed. Through its dealers, the Company warrants its products under normal use and maintains warranty reserves pursuant to this policy.

     CASH:

     Cash includes cash equivalents consisting principally of short-term investments with original maturities of three months or less and are recorded at cost, which approximates market value.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) -

     INVENTORIES:

     Inventories are stated at the lower of cost or market and include materials, labor and overhead costs. The Company uses the first-in, first-out cost method in determining cost for substantially all its domestic inventories.

     ACCRUED LIABILITIES:

     Included in accrued liabilities and noncurrent liabilities are certain liabilities retained by the Company when certain of the Company's non-marine operations were divested and reserves for claims estimated to be payable in connection with self-insurance programs covering loss or damage related to property, workers' compensation and certain other liability claims. The portion of the reserves estimated to be payable within one year is classified as accrued liabilities in the accompanying condensed consolidated balance sheets.


3.   COMMITMENTS AND CONTINGENCIES -

     A hazardous waste inspection was conducted at the Wellcraft facility in Avon Park, Florida in 1993 by the Florida Department of Environmental Protection ("DEP") and the Environmental Protection Agency ("EPA"). As a result, DEP issued a Warning Notice alleging that Wellcraft had violated certain hazardous waste rules related to the release of washing machine wastewater. DEP has proposed a settlement involving $3.4 million in civil penalties and administrative costs, and to undertake site assessment and, if necessary, remediation activities. Additionally, EPA issued a report on the same issues and proposed $954,000 in additional penalties. Wellcraft is vigorously defending these proposed penalties. In June 1993, Wellcraft discovered a break in an abandoned acetone pipe underneath a plant in Sarasota, Florida. As a result, DEP issued a proposed administrative consent order that would require Wellcraft to pay a civil penalty in the amount of $296,000 and to carry out remediation activities. Wellcraft believes that the civil penalty is erroneous based on the facts and intends to dispute it. The ultimate amount of penalties or the cost of remediation is uncertain, however, the Company believes that, based on information known at this time, it presently has adequate reserves recorded to cover such expenses.

     In connection with certain previously divested businesses, the Company retained certain obligations and remains contingently liable under limited indemnities related to such matters as taxes, insurance, environmental claims, litigation and post retirement medical benefits. Where appropriate, the Company has established reserves in response to these matters.

     At March 31, 1994, the Company had outstanding letters of credit aggregating approximately $21.6 million. Approximately $20.2 million of such letters of credit secure the Company's insurance programs; the remainder principally relate to liabilities retained from divested businesses.

3.   COMMITMENTS AND CONTINGENCIES (CONTINUED) -

     Genmar is a party to dealer inventory floor plan financing arrangements with certain financial institutions pursuant to which Genmar may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. As of March 31, 1994, Genmar was contingently liable under such arrangements to repurchase inventory in the maximum amount of $16.0 million. Genmar has made available limited floor plan financing to certain dealers. Amounts outstanding at March 31, 1994 and December 31, 1993 under this secured arrangement are included as accounts receivable in the accompanying condensed consolidated balance sheets.


4.   RELATED PARTY TRANSACTION -

     During the three months ended March 31, 1994, Genmar entered into agreements with Miramar whereby Miramar purchased certain Hatteras yachts for aggregate cash payments of $12.5 million. The agreements with Miramar provide that Genmar will assist Miramar in the sale of these yachts to unrelated third parties and, in the event Miramar sells the yachts at an amount in excess of its purchase price, Genmar will receive such excess proceeds less specified sales commission due Miramar. Under the accounting policy adopted by Genmar, revenues are not recorded by the Company until such time as these yachts are delivered to third party purchasers. During the three months ended March 31, 1994, yachts having an aggregate sales price of $2.5 million were sold to unrelated third parties; Genmar received excess proceeds, as defined, of approximately $.2 million from Miramar.

                           PART II.  OTHER INFORMATION

                         MINSTAR, INC. AND SUBSIDIARIES


     Item 5.   OTHER

          Pro Forma Condensed Consolidated Financial Information of
               Genmar Holdings, Inc. as of March 31, 1994 and the
               three months then ended. (Unaudited)                          0-1



     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No Form 8-K's were filed during the quarter ended March 31, 1994.

          (b)  Exhibits - No exhibits have been filed with this Form 10-Q.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  MINSTAR, INC.




     Date:     May 12, 1994                       /s/ ARLYN J. LOMEN
                                                  ----------------------------
                                                  Arlyn J. Lomen
                                                   Senior Vice President
                                                   and Treasurer
                                                   (Chief Financial and
                                                    Accounting Officer)

                              GENMAR HOLDINGS, INC.
             PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION


The following unaudited pro forma condensed consolidated financial information presents the estimated effects of the agreements for the financial restructuring of Minstar, Inc. ("Minstar") whereby Minstar became an indirect wholly owned subsidiary of Genmar Holdings, Inc. ("Genmar Holdings"), a newly formed holding company; Miramar Marine Corporation ("Miramar") became a subsidiary of Genmar Holdings; and certain investors contributed assets to Genmar Holdings for common stock, as if such transaction had occurred as of the beginning of the respective periods presented in the Pro Forma Condensed Consolidated Statements of Operations. In the case of the Pro Forma Condensed Consolidated Balance Sheet, these transactions are reflected on a pro forma basis as if they had occurred on March 31, 1994.

The pro forma condensed consolidated financial information reflects the terms pursuant to the financial restructuring agreements.

- -    IJ Holdings, Inc. ("Holdings") formed a wholly owned subsidiary, Genmar
     Holdings and a wholly owned subsidiary of Genmar Holdings ("Genmar Holdings Sub"). Genmar Holdings Sub merged with and into Holdings whereby the holders of shares of common stock of Holdings received, in the merger, shares of common stock of Genmar Holdings. In addition, the stockholders of Minstar (except Holdings) exchanged their shares of Minstar for shares of common stock of Genmar Holdings. As a result, Minstar became a wholly owned subsidiary of Holdings and Holdings became a wholly owned subsidiary of Genmar Holdings.

- -    Jacobs Management Corporation ("JMC") transferred the common stock of
     Miramar owned by it (constituting approximately 99.6% of the outstanding shares of common stock of Miramar) to Genmar Holdings in exchange for shares of common stock of Genmar Holdings and the assumption by Genmar Holdings of a $25 million principal amount demand note payable to a JMC stockholder. Miramar's operations include Carver Boats, a manufacturer of mid-size yachts, and Ranger Boats, a leading bass boat manufacturer.

- -    The State of Wisconsin Investment Board ("SWIB") transferred to Genmar
     Holdings a $30 million principal amount note originally issued and payable by Miramar to SWIB in exchange for shares of common stock of Genmar Holdings.

- -    A previously unaffiliated investor and a partnership affiliated with Carl
     R. Pohlad transferred certain marketable securities having an approximate aggregate market value of $85 million and cash aggregating $5 million to Genmar Holdings in exchange for shares of common stock of Genmar Holdings.

The pro forma condensed consolidated financial information is based on assumptions deemed appropriate by Minstar's management based on its best current judgment, and such assumptions are set forth in the accompanying notes. The pro forma condensed consolidated financial information is not necessarily indicative of the results that actually would have occurred had these transactions been consummated on the dates indicated or of results of operations which may be obtained in the future.

The pro forma condensed consolidated financial information should be read in conjunction with Minstar's consolidated financial statements and notes thereto included in Minstar's latest Annual Report on Form 10-K and Minstar's Form 10-Q for the quarterly period ended March 31, 1994.

                                       0-1


                                                        GENMAR HOLDINGS, INC.
                                      PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                    (UNAUDITED - IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                      Minstar, Inc.      Miramar Marine                               Pro Forma
                                                         and its         Corporation and     Pro Forma                 Genmar
                                                      Subsidiaries      its Subsidiaries    Adjustments            Holdings, Inc.
                                                     -------------      ----------------    -------------          -------------
Net revenues                                                $73.6               $34.9           $  --                  $108.5
Cost of products and services                                64.7                27.4              --                    92.1
Selling and administrative expenses                          10.1                 4.9              .2 (1)                15.2
                                                     -------------       -------------      -------------          -------------
    Operating income (loss)                                  (1.2)                2.6             (.2)                    1.2
Interest expense                                             (5.0)                (.7)             .6 (2)                (5.5)
                                                                                                  (.4)(3)
Investment and other income                                    .2                 1.0              --                     1.2
                                                     -------------       -------------      -------------          -------------
    Income (loss) before income taxes                        (6.0)                2.9             0.0                    (3.1)
Provision for income taxes                                    (.1)               (1.1)            0.9 (4)                 (.3)
                                                     -------------       -------------      -------------          -------------
    Net income (loss)                                       $(6.1)               $1.8            $0.9                   $(3.4)
                                                     -------------       -------------      -------------          -------------
                                                     -------------       -------------      -------------          -------------
Loss per share                                                                                                         $(1.97)
                                                                                                                   -------------
                                                                                                                   -------------
Pro forma common shares outstanding                                                                                 1,738,070
                                                                                                                   -------------
                                                                                                                   -------------


        NOTES TO PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(1) Reflects the administrative expenses of Minstar's parent, Holdings, for the three months ended March 31, 1994, not included in Minstar's consolidated operations.

(2) Reflects the reduction in interest expense resulting from the transfer of a $30 million principal amount note, originally issued and payable by Miramar to SWIB, in exchange for shares of common stock of Genmar Holdings.

(3) Reflects the increase in interest expense resulting from the assumption by Genmar Holdings of a $25 million principal amount demand note payable to a JMC stockholder.

(4) Reflects the utilization of a portion of Minstar's available losses to offset Miramar taxable income following its acquisition by Genmar Holdings.

                                       0-2


                                                        GENMAR HOLDINGS, INC.
                                           PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                                           MARCH 31, 1994
                                                      (UNAUDITED - IN MILLIONS)

                                                                         Miramar Marine
                                                      Minstar, Inc.        Corporation                                Pro Forma
                                                         and its             and its         Pro Forma                 Genmar
                                                      Subsidiaries        Subsidiaries      Adjustments            Holdings, Inc.
                                                     -------------       -------------      -------------          -------------
ASSETS
Current Assets:
  Cash and cash equivalents                                $   .6               $15.0            $5.0 (1)               $20.6
  Accounts receivable, net                                   34.0                 8.6              --                    42.6
  Inventories                                                72.3                24.5              --                    96.8
  Prepaid expenses                                            2.2                 1.0              --                     3.2
                                                     -------------       -------------      -------------          -------------
      Total current assets                                  109.1                49.1             5.0                   163.2

Property and equipment, net                                  40.2                10.7              --                    50.9
Goodwill                                                     51.9                  --              --                    51.9
Investments                                                    --                10.0            85.0 (1)                85.0
                                                                                                (10.0)(2)
Other assets                                                  4.7                 3.4            (1.5)(3)                 6.6
                                                     -------------       -------------      -------------          -------------
      Total Assets                                         $205.9               $73.2           $78.5                  $357.6
                                                     -------------       -------------      -------------          -------------
                                                     -------------       -------------      -------------          -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          $37.5                $4.6              --                   $42.1
  Accrued liabilities                                        58.1                10.6              .1 (3)                68.8
  Current maturities of long-term debt                      149.1                  .3              --                   149.4
                                                     -------------       -------------      -------------          -------------
      Total current liabilities                             244.7                15.5              .1                   260.3

Long-term debt                                                8.2                30.8            25.0 (4)                34.0
                                                                                                (30.0)(5)
Other Noncurrent Liabilities                                 39.4                  --              --                    39.4

Total Shareholders' Equity (Deficit)                        (86.4)               26.9            90.0 (1)                23.9
                                                                                                (10.0)(2)
                                                                                                 (1.6)(3)
                                                                                                (25.0)(4)
                                                                                                 30.0 (5)
                                                     -------------       -------------      -------------          -------------
      Total Liabilities and Shareholders' Equity           $205.9               $73.2           $78.5                  $357.6
                                                     -------------       -------------      -------------          -------------
                                                     -------------       -------------      -------------          -------------



             NOTES TO PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

(1) Reflects the transfer by a previously unaffiliated investor and a partnership affiliated with Carl R. Pohlad of certain marketable securities having an approximate aggregate market value of $85 million and cash aggregating $5 million in exchange for shares of common stock of Genmar Holdings.

(2) Reflects the elimination in consolidation of Miramar's $10 million investment in Holdings common stock.

(3) Reflects the balance sheet accounts of Minstar's parent, Holdings, not included in Minstar's consolidated balance sheet, including the elimination in consolidation of intercompany accounts between Minstar and Holdings.

(4) Reflects the assumption by Genmar Holdings of a $25 million principal amount demand note payable to a JMC stockholder in connection with Genmar Holdings' acquisition of Miramar and the elimination of Genmar Holdings' related investment in Miramar.

(5) Reflects the transfer of a $30 million principal amount note, originally issued and payable by Miramar to SWIB, in exchange for shares of common stock of Genmar Holdings.

                                       0-3