Form 10-Q
period 1994-06-30
MINSTAR INC
filed 1994-11-14
CIK 7119

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                         ---------------------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

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

Yes            No
   -----          -----


On November 11, 1994, there were 500 shares of Common Stock, $.01 par value, of Minstar, Inc. outstanding, all of which were owned by one holder of record.

                          PART I.  FINANCIAL INFORMATION

                          MINSTAR, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

     Minstar, Inc. ("Minstar") through its wholly-owned subsidiary, Genmar Industries, Inc. ("Genmar Industries"), operates within a single industry segment, the manufacturing of recreational powerboats. Consolidated net revenues for the three months ended June 30, 1994 ("Second Quarter 1994") were $93.2 million, an increase of 20.7% from Minstar's net revenues for the three months ended June 30, 1993 ("Second Quarter 1993"). Consolidated net revenues for the six months ended June 30, 1994 ("First Half 1994") were $166.8 million, an increase of 17.0% from the net revenues reported for the six months ended June 30, 1993 ("First Half 1993"). These results reflect the continuing improvement in the domestic market as sales to dealers located in the United States increased 24.2%, as compared to First Half 1993. Sales to dealers located outside the United States decreased by 18.8%, as compared to First Half 1993, reflecting the continuing weakness in the international marketplace, especially in the European and Japanese markets. The retail demand for Minstar's products continues to improve and has been particularly strong in new products introduced to the market, including its aluminum fishing boats, fiberglass runabouts, and during First Half 1994, its larger cruisers and luxury yachts. The acceptance of the new and redesigned models introduced during the last six months of 1993, coupled with improved retail activities at its dealerships, and the elimination of the 10% luxury excise tax on purchases of new boats in excess of $100,000 have resulted in an increase in Minstar's backlog of firm orders, especially in its larger cruisers, yachts and sportfishing convertibles. To meet increasing demand for its products, production levels have been increased at several of Minstar's facilities. While demand in the United States continues to recover, demand in the European and Japanese markets is not expected to improve significantly during 1994.

     Gross profit for Second Quarter 1994 was $14.5 million (15.6% of net revenues) and $23.4 million (14.1% of net revenues) for First Half 1994 as compared to $8.9 million (11.5% of net revenues) for Second Quarter 1993 and $14.9 million (10.4% of net revenues) for First Half 1993. This improvement in gross profit is attributable primarily to increased net revenues and improved margins from improved production efficiencies, lower manufacturing costs and decreased spending, as a percentage of net revenues, in certain related production areas.

     Selling and administrative expenses of $9.5 million for Second Quarter 1994 and $19.6 million for First Half 1994 approximated expenses of $10.0 million and $19.5 million for Second Quarter 1993 and First Half 1993, respectively. Increases in sales commissions and other selling and marketing expenses directly resulting from increased revenues were offset by decreases in certain administrative expenses.

     Minstar's operating profit of $5.1 million for Second Quarter and $3.8 million for First Half 1994 compares to operating losses of $1.2 million for Second Quarter 1994 and $4.6 million for First Half 1993 and reflects the overall improvement of its operations resulting from the increased demand for Minstar's products, improved margins and production efficiencies and lower manufacturing costs and expenses.

     Interest expense for Second Quarter 1994 and First Half 1994 totaled $4.6 million and $9.6 million, respectively, as compared to $5.2 million for Second Quarter 1993 and $10.4 million for First Half 1993. The lower interest expense during 1994 resulted primarily from the conversion in 1993 by certain holders of an aggregate of $22.6 million principal amount of Minstar's Variable Rate Subordinated Debentures (the "Minstar Debentures") and related accrued interest into equity of Minstar.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                (Continued)


     Investment and other income for Second Quarter 1994 and First Half 1994 consisted principally of interest earned on short-term investments, notes and other receivables.

LIQUIDITY AND CAPITAL RESOURCES -

     During the period from 1989 through 1992, manufacturers in the recreational powerboat industry experienced a significant decline in retail demand. Although Minstar's revenues have increased during the past two years, revenues for the past twelve months remained at approximately 50% of the revenues for Minstar's peak 1988 year. Management believes this decline in retail demand has been caused by several factors, including a recessionary economy, weak international economies, especially in Europe and Japan, the related lack of consumer confidence which depressed discretionary spending and more stringent retail financing requirements. An additional contributor to the industry-wide decline was the imposition in January 1991 of a 10% federal luxury excise tax on the retail purchase price of new boats in excess of $100,000 which was applicable to Minstar's luxury yachts and larger cruisers. The industry decline was further exacerbated by the Persian Gulf crisis commencing in August 1990, which deepened recessionary fears and caused the market to anticipate higher fuel prices. Retail demand for Minstar's boats has improved during 1993 and 1994.

     During 1991, Minstar obtained equity financing of $16 million from its parent, IJ Holdings Corp. ("IJ Holdings") and Irwin L. Jacobs executed a shareholder support agreement to provide up to $10 million to Minstar under certain specified conditions. During 1992, Minstar received additional cash equity financing of $20.5 million, of which $10 million was received from Miramar Marine Corporation ("Miramar"), a corporation owned by Jacobs Management Corporation, and $3 million was received under the shareholder support agreement with Mr. Jacobs.

     During 1993, Minstar received additional cash equity financing of approximately $22.6 million from IJ Holdings, of which $7.7 million of such financing was received from Mr. Jacobs, fulfilling all remaining obligations under the shareholder support agreement. Effective September 30, 1993, the Minstar Debentures (in the principal amount of $22.6 million) owned by Mr. Jacobs and Carl R. Pohlad and certain other related parties, plus related accrued interest, were exchanged at net book value into 58 shares of common stock of Minstar. Pursuant to conditions of Minstar's amended bank credit facility, Mr. Jacobs provided approximately $4 million to IJ Holdings, in the form of subordinated debt, which allowed Minstar to make its scheduled November 1, 1993 interest payment on the Minstar Debentures.

     Pursuant to an agreement dated March 31, 1994, Minstar amended its bank credit facility. Under the amended bank credit facility, the term loan and the letter of credit facility expired on June 30, 1995 and the revolving credit facility expired on September 30, 1994. The amended bank credit facility provided, among other things, for the following principal payments on the term loan: a $5 million payment on the effective date of the bank amendment (which payment was made in April 1994); monthly principal payments of $1 million during 1994; and additional principal payments of $1 million on June 30, 1994, $4 million on July 15, 1994, $4 million on July 31, 1994 and $2 million on August 31, 1994. In addition, Minstar was required to pay facility fees of $2 million on each of July 15, 1994 and August 31, 1994 if the outstanding borrowings (including letters of credit) were not fully repaid by such dates.

     In April 1994, a comprehensive financial restructuring of IJ Holdings was completed. In connection therewith, Genmar Holdings, Inc. (the "Company"), the parent company of IJ Holdings, received, among other things, 1,860,000 shares of common stock of Amway Japan Limited (the "Shares") having an approximate aggregate market value, on the effective date of the restructuring, of $80 million. Based on contractual restrictions, the Company is permitted to sell 50,000 Shares each month

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                 (Continued)


until the aggregate shares held by the Company are 700,000 or less. In July 1994, the Company issued $100 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2001 (the "New Notes") and concurrently arranged an $85 million bank credit facility (the "New Credit Agreement"). The net proceeds of the New Notes and borrowings under the New Credit Agreement aggregating approximately $147.5 million were used to repay borrowings outstanding under Minstar's existing bank credit facility and to redeem the Minstar Debentures. In connection therewith, Minstar realized an extraordinary loss of approximately $6.6 million; such loss will be reflected in Minstar's consolidated financial statements subsequent to June 30, 1994. The New Credit Agreement and the indenture governing the New Notes contain a number of restrictive covenants, which, among other things, limits the ability of the Company and its subsidiaries (including Minstar) to incur other indebtedness, engage in transactions with affiliates, incur liens, make certain restricted payments, and enter into certain business combination and asset sale transactions. The New Credit Agreement also requires the Company to maintain certain specified financial ratios. A failure by the Company to maintain such financial ratios or to comply with the restrictions contained in the New Credit Agreement, the indenture or other agreements relating to the Company's debt could cause such indebtedness (and by reason of cross-acceleration provisions, other indebtedness) to become immediately due and payable.

     Minstar's operations used cash of $16.1 million in First Half 1994 resulting primarily from the net loss incurred offset by depreciation and amortization, the payment of noncurrent liabilities (including payments relating to environmental matters with respect to divested operations), and changes in working capital items (principally receivables and inventories). Minstar received cash equity financing of approximately $19.5 million, $22.6 million and $13.9 million in 1992, 1993, and First Half 1994, respectively, to fund its operations and to meet its debt service requirements. Although the marine industry is recognized for its cyclicality, Minstar's management has developed a plan to improve Minstar's operating performance and to grow its businesses. To accomplish these objectives, management has focused on the strength and the recognition of its individual tradenames and in broadening its product lines, where appropriate. In this connection, management has continued to emphasize improving operating efficiencies, building customer loyalty to Minstar's existing tradenames and product lines and expanding its dealer network. Of course, there can be no assurance that Minstar or its management will be able to successfully implement its plan or objectives.

     During 1991, 1992 and 1993, funds generated from operations, together with the equity financing received during these years, were used to satisfy Minstar's liquidity requirements. Minstar expects funds generated from its operations, funds generated from operations of the Company (including Miramar), funds available under the Company's New Credit Agreement and the proceeds expected to be available from potential sales of the Shares are expected to be sufficient to satisfy Minstar liquidity requirements in 1994.

                         MINSTAR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In Thousands - Unaudited)


                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                            -------------------    -------------------
                                             1994        1993        1994       1993
                                            -------     -------    --------   --------
Net revenues                                $93,228     $77,261    $166,836   $142,545

Cost of products and services (Note 7)       78,696      68,403     143,389    127,691
                                            -------     -------    --------   --------
  Gross profit                               14,532       8,858      23,447     14,854
Selling and administrative expenses           9,465      10,021      19,629     19,452
                                            -------     -------    --------   --------
    Operating profit (loss)                   5,067      (1,163)      3,818     (4,598)

Interest expense                             (4,550)     (5,155)     (9,573)   (10,373)
Investment and other income, net                375         134         611        161
                                            -------     -------    --------   --------

  Income (loss) before income taxes             892      (6,184)     (5,144)   (14,810)

Provision for income taxes                     (137)       (176)       (199)      (215)
                                            -------     -------    --------   --------

  Net income (loss)                            $755     $(6,360)   $ (5,343)  $(15,025)
                                            -------     -------    --------   --------
                                            -------     -------    --------   --------




      See accompanying notes to condensed consolidated financial statements
                                       4

                         MINSTAR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In Thousands - Unaudited)


                                                       June 30,     December 31,
                                                         1994          1993
                                                       --------     -----------
                      ASSETS

Current Assets:

  Cash and cash equivalents                            $  2,362      $  5,726
  Accounts receivable, net                               33,518        29,861
  Inventories                                            76,668        69,914
  Prepaid expenses and other                              2,361         2,045
                                                       --------      --------
      Total current assets                              114,909       107,546

Property and Equipment, net                              38,973        43,436
Goodwill                                                 51,438        52,411
Other Assets                                              4,504         2,667
                                                       --------      --------

                                                       $209,824      $206,060
                                                       --------      --------
                                                       --------      --------

       LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable                                     $ 33,235      $ 30,406
  Accrued liabilities                                    37,381        37,463
  Customer deposits                                      12,860        16,721
  Accrued income taxes                                      674           508
  Current maturities of long-term debt (Note 1)           2,619        17,040
                                                       --------      --------
      Total current liabilities                          86,769       102,138

Long-Term Debt (Note 1)                                 157,220       143,366
Other Noncurrent Liabilities                             37,490        40,694
                                                       --------      --------

Stockholder's Equity:
  Common stock                                               --            --
  Capital deficit                                       (29,404)      (43,351)
  Accumulated deficit                                   (41,956)      (36,613)
  Cumulative translation adjustment                        (295)         (174)
                                                       --------      --------

      Total stockholder's deficit                       (71,655)      (80,138)
                                                       --------      --------

                                                       $209,824      $206,060
                                                       --------      --------
                                                       --------      --------





      See accompanying notes to condensed consolidated financial statements
                                       5

                        MINSTAR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30
                          (In Thousands - Unaudited)


                                                            1994        1993
                                                          --------    --------
OPERATING ACTIVITIES:
  Net loss                                                $ (5,343)   $(15,025)
  Adjustments to reconcile net loss to net cash used
    by operating activities:

      Depreciation and amortization                          3,815       4,600
      Changes in operating assets and liabilities, net     (11,361)      3,193
      Other, net                                               129        (137)
  Payments of noncurrent liabilities                        (3,317)     (4,107)
                                                          --------    --------

        Cash used by operating activities                  (16,077)    (11,476)
                                                          --------    --------
INVESTING ACTIVITIES:
  Property and equipment additions                          (1,024)       (800)
  Proceeds from sales of property                              688          --
                                                          --------    --------

        Cash used by investing activities                     (336)       (800)
                                                          --------    --------

FINANCING ACTIVITIES:
  Repayment of long-term debt                                 (898)    (10,876)
  Capital contributions by parent                           13,947      22,618
                                                          --------    --------

        Cash provided by financing activities               13,049      11,742
                                                          --------    --------

        Decrease in cash and cash equivalents               (3,364)       (534)

CASH AND CASH EQUIVALENTS:
  Balance, beginning of period                               5,726       2,568
                                                          --------    --------

  Balance, end of period                                  $  2,362    $  2,034
                                                          --------    --------
                                                          --------    --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid during the period                         $  9,110    $  7,962
  Income taxes paid during the period                           33         167
                                                          --------    --------
                                                          --------    --------





      See accompanying notes to condensed consolidated financial statements
                                       6

MINSTAR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   INTRODUCTION -

     The condensed consolidated financial statements have been prepared by Minstar, Inc. ("Minstar") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes solely normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although Minstar believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in Minstar's latest Annual Report on Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q. The interim operating results for 1994 are not necessarily indicative of the results expected for the remainder of the year.

     Minstar's operations consist of Genmar Industries, Inc. ("Genmar Industries"), its wholly owned manufacturing subsidiary, and related corporate functions. At June 30, 1994, Minstar is a wholly owned subsidiary of IJ Holdings Corp. ("IJ Holdings"). IJ Holdings serves principally as a holding company for Minstar and its sole asset is its investment in Minstar. IJ Holdings has no independent operations. As a result, the financial position and historical results of operation of IJ Holdings on a consolidated basis is substantially equivalent to the financial position and historical results of operations of Minstar on a consolidated basis.

     During April 1994, a comprehensive financial restructuring of IJ Holdings was completed. In July 1994, Genmar Holdings, Inc.
     (the "Company"), the parent company of IJ Holdings, issued $100 million aggregate principal amount of 13 1/2% Senior Subordinated Notes due 2001 ("New Notes") and concurrently arranged an $85 million bank credit facility (the "New Credit Agreement"). The net proceeds of the New
     Notes and borrowings under the New Credit Agreement aggregating approximately $147.5 million were used to repay borrowings outstanding under Minstar's existing bank credit facility and to redeem its Variable Rate Subordinated Debentures due 2000 (the "Minstar Debentures"). In connection therewith, Minstar realized an extraordinary loss of approximately $6.6 million; such loss will be reflected in Minstar's consolidated financial statements subsequent to June 30, 1994. The balance sheet classifications of Minstar's debt as of June 30, 1994 reflect the effects of the July 1994 refinancing.

     Following are unaudited pro forma results of operations for the Company for the six months ended June 30, 1994 and 1993 as if this comprehensive financial restructuring and previously discussed refinancing had been completed as of January 1, 1993. The unaudited pro forma financial information does not purport to represent what the combined companies' results of operations would actually have been if such transactions in fact had occurred at such date or to project the results of future operations of the combined companies (in thousands):

                                             1994           1993
                                           --------       --------
           Net revenues                    $239,193       $195,150
           Operating profit (loss)            9,996           (541)
           Net loss                            (782)       (11,841)
                                           --------       --------
                                           --------       --------

2.   COMMITMENTS AND CONTINGENCIES -

     Outstanding Letters of Credit:
     At June 30, 1994, Minstar had outstanding letters of credit aggregating approximately $21.6 million. Approximately $20.2 million of such letters of credit secure the insurance programs of Minstar and its subsidiaries; the remainder principally relates to liabilities retained from divested businesses.

     Dealer Inventory Floor Plan Financing:
     Genmar Industries is party to dealer inventory floor plan financing arrangements with certain financial institutions pursuant to which it may be required, in the event of default by a financed dealer, to repurchase products previously sold to such dealer. Genmar Industries repurchased
     $.7 million and $1.9 million of such dealer inventory during the six months ended June 30, 1994 and 1993, respectively. As of June 30, 1994, Genmar Industries was contingently liable under such arrangements to repurchase inventory in the aggregate maximum amount of $17.4 million. Minstar generally has not provided reserves, other than immaterial reserves at certain subsidiaries, for losses and costs which may result should Genmar Industries be required to repurchase product from a defaulting dealer. Genmar Industries' losses resulting from such repurchases are minimized because: i) it is only obligated to repurchase products that are new and unused, ii) it is generally not liable to the respective lender for product which is sold by the dealer for which the related proceeds are not remitted by the dealer to the floor plan provider (product sold out of trust), iii) its repurchase obligation is triggered only when a dealer incurs a payment or other default and
     iv) no agreements exist which allows the dealer or the floor plan lender to "put" product back to Genmar Industries until or unless there has been a dealer default. In addition, certain management initiatives such as monthly review and analysis of dealer field inventory and related retail sales activity, Genmar Industries' proactive efforts to relocate noncurrent or slow moving inventory to other dealers, where appropriate, and related initiatives are believed to substantially mitigate Genmar Industries' exposure to losses and other costs resulting from its contractual repurchase obligations. Although the ultimate loss which might be incurred as a result of such contractual obligation is uncertain, Minstar believes that any such losses that may be incurred would not have a material effect on its consolidated operating results or the consolidated
     financial position of Minstar.   Genmar Industries has made available
     limited floor plan financing to certain dealers at prevailing rates and
     conditions consistent with this type of financing.   Interest income on
     such financing is recorded as earned and appropriate reserves for estimated losses are recorded. Amounts outstanding at June 30, 1994 and December 31, 1993, net of applicable reserves for estimated losses, of approximately $16.5 million and $11.5 million, respectively, under this secured arrangement are included as accounts receivable in the accompanying condensed consolidated balance sheets.

     Environmental Matters:
     A hazardous waste inspection was conducted at Minstar's Wellcraft facility in Avon Park, Florida in 1993 by the Florida Department of Environmental Protection ("DEP") and the Environmental Protection Agency ("EPA"). As a result, DEP issued a warning notice alleging that Wellcraft had violated certain hazardous waste rules related to the release of washing machine wastewater. In June 1994, Wellcraft reached an agreement in principle with the DEP to settle all outstanding issues with respect to the alleged violations pursuant to which Wellcraft agreed to pay approximately $225,000 in fines. Of this amount, $135,000 may be offset by DEP approved pollution prevention/waste minimization projects. As part of such resolution, Wellcraft's Avon Park facility will undergo Resource Conservation and Recovery Act closure permitting.

2.   COMMITMENTS AND CONTINGENCIES (CONTINUED) -

     In September 1993, Wellcraft confirmed a leak in an abandoned acetone pipe underneath a plant in Sarasota, Florida. Wellcraft reached an agreement in principle with the DEP to settle all outstanding issues with respect to the acetone leak pursuant to which Wellcraft agreed to pay a $309,000 civil penalty with $200,000 of the penalty offset for DEP approved pollution prevention/waste minimization projects. The final consent order will require Wellcraft to carry out DEP approved remediation activities at this site. Although the ultimate cost of remediation is uncertain, Minstar believes that, based on information known at this time, it presently had adequate reserves recorded to cover such costs.

     Historically, Minstar's facilities have used underground storage tanks ("USTs") for storage of a number of materials associated with Minstar's operations, including petroleum, acetone and resins. Minstar is currently in the process of removing the remaining USTs on its properties. As in the past, in the course of removing such USTs, contamination of soils and groundwater may be discovered, in which case environmental laws generally would require a contamination assessment and the implementation of a cleanup plan. The costs associated with any such necessary remedial action could be significant, but are not expected to be significant because the tanks were drained and filled with concrete at the time of closing. However, until the tanks are removed in compliance with environmental laws, Minstar cannot predict with any certainty the nature or extent of such contamination or potential remedial costs associated therewith. Although the ultimate cost of remediation is uncertain, Minstar believes that, based on information known at this time, it presently has adequate reserves recorded to cover such expenses.

     Minstar also incurs costs from time to time for environmental claims
     relating to its previously discontinued operations.   Minstar made payments
     relating to environmental matters (including environmental related costs incurred with respect to divested operations) of approximately $.8 million
     during the six months ended June 30, 1994.   Minstar  anticipates total
     environmental related costs from previously divested operations to range from approximately $8.0 million to $16.0 million (which include CERCLA - type liabilities), which costs are likely to be incurred over the next 8 to 12 years.  With respect to these potential liabilities, Minstar or its subsidiaries have been identified as a potential responsible party at
     approximately 10 sites.   Minstar has reserves of $11.5 million to cover
     such potential liabilities as of June 30, 1994 and, based on currently available information, believes such reserves are adequate to cover such potential costs.

     Other Commitments and Contingencies:
     In connection with certain previously divested businesses, Minstar retained certain obligations and remains contingently liable under limited indemnities related to such matters as taxes, insurance, environmental claims, litigation and postretirement medical benefits. Such cash expenditures are expected to be payable over the next 8 to 12 years. Where appropriate, Minstar established reserves in response to these matters, including reserves required under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Employee benefits covered by this Statement are not available to the Company's active employees.

2.   COMMITMENTS AND CONTINGENCIES (CONTINUED) -

     Minstar and its subsidiaries have insurance for worker's compensation, health, general and auto liability losses in excess of predetermined loss limits. Provision has been made in the consolidated financial statements for estimated losses resulting from claims incurred prior to the balance sheet date which were below the amounts of the predetermined loss limits.

     Minstar and its subsidiaries are defendants in legal proceedings arising in the ordinary course of business. Although the outcome of these matters cannot be determined, in the opinion of management and outside counsel, disposition of these proceedings will not have a material effect on Minstar's consolidated financial position or results of operations.

3.   NEW NOTES AND NEW CREDIT AGREEMENT -

     As previously discussed in Note 1, the Company issued $100 million aggregate principal amount of New Notes and arranged the New Credit Agreement to refinance substantially all of Minstar's outstanding indebtedness. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company and its direct and indirect subsidiaries, including pledges of the capital stock of the Company's direct and indirect subsidiaries. The New Credit Agreement is guaranteed by substantially all of the Company's existing operating subsidiaries, including IJ Holdings, Minstar, Genmar Industries and certain of its subsidiaries. The New Credit Agreement also includes covenants which, among other matters, requires the Company to satisfy certain financial tests and ratios. These covenants also restrict capital expenditures, the incurrence of additional indebtedness, lease obligations and the redemption, prepayment or modification of subordinated indebtedness (other than the Minstar Debentures.) Borrowings under the revolving credit facility are limited to eligible receivables and eligible inventories, as defined. The New Credit Agreement currently expires in July 1997.

                        PART II.  OTHER INFORMATION

                      MINSTAR, INC. AND SUBSIDIARIES



Item 6.   Exhibits and Reports on Form 8-K

     (a)  No Form 8-K's were filed during the quarter ended June 30, 1994.

     (b)  Exhibits - No exhibits have been filed with this Form 10-Q.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 MINSTAR, INC.




Date:  November 11, 1994          /s/ ARLYN J. LOMEN
                             ----------------------------
                             Arlyn J. Lomen
                              Senior Vice President
                               and Treasurer
                              (Chief Financial and
                               Accounting Officer)