Form 10-Q/A
period 1994-06-30
MINSTAR INC
filed 1995-01-09
CIK 7119

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            -------------------

                                FORM 10-Q/A

                               -------------


                              Amendment No. 1


[x] AMENDMENT TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1994
                                     or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                      Commission file number: 1-6290


                               Minstar, Inc.
- ---------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  41-0850712
- --------------------------------           --------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification
 Incorporation or Organization)                          No.)

 100 South Fifth Street, Suite 2400, Minneapolis, Minnesota  (612) 339-7900
- ---------------------------------------------------------------------------
  (Address, Including Zip Code, and Telephone Number, Including Area Code
                of Registrant's Principal Executive Offices)


- ---------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                  Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]   No  [_]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  [_]   No  [_]


On November 11, 1994, the registrant had outstanding 500 shares of Common Stock, par value $ .01 per share, which is the registrant's only class of common stock.

Reason for filing Form 10-Q (Amendment 1)
Form 10-Q Amendment 1 is being filed for the second quarter of 1994 for Minstar, Inc. because when Form 10-Q was filed on November 14, 1994,
Exhibit 27 was not submitted.

     Item 6:  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               1) Exhibit 27 - Financial Data Schedule

          (b) No reports on Form 8-K have been filed by the Company during the second quarter ended June 30, 1994.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MINSTAR, INC.



     Date:  January 9, 1995        By:  /s/ Arlyn J. Lomen
                                        -------------------------
                                        Arlyn J. Lomen
                                        Senior Vice President
                                         and Treasurer
                                        (Chief Financial and
                                         Accounting Officer)








































     NYFS05...:\40\63840\0001\1323\FRM1055S.510